Form 10QSB
period 1998-06-30
UTILICORE CORP
filed 1998-07-27
CIK 1061010

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarter ended June 30, 1998 Commission File No.


                             Utilicore Corporation
            (Exact name of registrant as specified in its charter)

           Delaware                                       65-0766749
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization                      Identification Number)

1549 State St., Sarasota, FL                                  34236
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, (941) 363-9300


Indicate by check mark whether the registrant (1) has filed all reports Required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

     Yes:   X            No:


Transitional Small Business Disclosure Format:

     Yes:   X            No:


The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1998 is 20,000,000 shares all of one class of $.0005 par value common stock.

FINANCIAL STATEMENTS


                             UTILICORE CORPORATION
                                 BALANCE SHEET
                                 JUNE 30, 1998
                                  (unaudited)

                                    ASSETS

Current assets
Cash                                                     $    381,198
Loan receivable                                                18,000
Prepaid rent                                                    8,889
Equipment on operating lease, net
     of accumulated depreciation of $1,918                     10,868
                                                         ------------

     Total current assets                                     418,955
                                                         ------------

Fixed assets, less accumulated
depreciation of $2,882                                         53,161
                                                         ------------

Other assets
Rent deposits                                                   9,895
Deposit on equipment under operating lease                     13,707
Deposits for telephone network services                       270,000
                                                         ------------
                                                              293,602
                                                         ------------

                                                         $    765,718
                                                         ============





        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                                  STATEMENTS

                             UTILICORE CORPORATION
                                 BALANCE SHEET
                                 JUNE 30, 1998
                                  (unaudited)




                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
Current portion of long-term debt                        $      5,475
Accounts payable                                               20,338
Accrued expenses                                               10,693
                                                         ------------

     Total current liabilities                                 36,506
                                                         ------------

Long-term debt, less current maturities                       521,390
                                                         ------------

Other liabilities
Customer deposit                                                2,285
                                                         ------------


Stockholders' equity
Common stock, $.0005 par value,
 50,000,000 shares authorized,
 20,000,000 shares issued and
 outstanding,                                                  10,000
Additional paid-in capital                                    979,617
Deficit                                                      (784,080)
                                                         ------------
Total stockholders' equity                                    205,537
                                                         ------------



                                                         $    765,718
                                                         ============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                                  STATEMENTS

                             UTILICORE CORPORATION
                      STATEMENT OF OPERATIONS AND DEFICIT
                    FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  (unaudited)




Revenues                                                   $ 46,614


General and administrative expenses                         800,312
                                                          ---------

Loss from operations                                       (753,698)
                                                          ---------

Other income (expense)
Interest income                                               2,144
Interest expense                                            (12,137)
                                                          ---------
                                                             (9,993)
                                                          ---------

Net loss                                                  ($763,691)
                                                          =========



Net loss per share                                            ($.04)
                                                          =========


Based on 20,000,000 shares outstanding throughout the period




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                                  STATEMENTS

                             UTILICORE CORPORATION
                       STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30,1998
                                  (unaudited)



                          Capital stock
                   -------------------------       Additional
                    (000's)                         paid-in
                    Shares             $            capital         Deficit
                   ---------       ---------       ---------       ---------

Balance,
December 31,
1997                       3       $      30       $     107       ($ 20,389)

Effect of
20 for 1
stock split               57               -

Sale of
founders'
stock                 18,960           9,480

Sales thru
private
placement                980             490         979,510

Net loss
for
period                                                              (763,691)
                   ---------       ---------       ---------       ---------


Balance,
June 30,
1998                  20,000       $  10,000       $ 979,617       ($784,080)
                   =========       =========       =========       =========






        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                                  STATEMENTS

                             UTILICORE CORPORATION
                            STATEMENT OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  (unaudited)


OPERATING ACTIVITIES
Net loss                                                     ($  763,691)
Adjustments to reconcile net income to net cash
     provided by operating activities
          Depreciation                                             3,161
          Increase in accounts and loans receivable              (16,550)
          Increase in prepayments                                 (8,889)
          Increase in security deposits                         (293,602)
          Increase in accounts payable                            20,338
          Increase in accrued expenses                            10,193
                                                             -----------

Net cash used for operating activities                       ($1,049,040)
                                                             -----------

INVESTING ACTIVITIES
Purchase of fixed assets                                         (56,043)
                                                             -----------

Net cash used for investing activities                           (56,043)
                                                             -----------

FINANCING ACTIVITIES
Sale of common stock                                             989,480
Loan from stockholder                                             (2,500)
Increase in notes payable                                        498,140
                                                             -----------

Net cash provided by financing activities                      1,485,120
                                                             -----------


Increase in cash                                                 380,037

Cash, beginning of year                                              161
                                                             -----------

Cash, June 30, 1998                                          $   381,198
                                                             ===========



Supplemental information:
There were no monies paid for either interest or income taxes




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                                  STATEMENTS

                             UTILICORE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business
--------

Utilicore Corporation (the Company) was incorporated in the State of Delaware on March 6, 1997. The Company's objective is to develop a private telephone company to provide both local and long distance telephone service to the residential, multiple dwelling unit market. The Company also installs, operates and provides private cable TV service at various locations under long-term contractual agreements.

On February 4, 1998, the Board of directors voted to amend the Company's Certificate of Incorporation. As a result, the Company is authorized to issue up to 50,000,000 shares of common stock and up to 2,000,000 shares of preferred stock. In conjunction therewith they split the existing stock held by the Company's founder at a rate or 20 shares for each share held and changed the par value from $.01 to $.0005.

Use of Accounting Estimates
---------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Actual results could differ from those estimates.

Revenue Recognition
-------------------

The Company recognizes revenues when earned. Under the contractual agreement referred to above, the revenues are recorded on the first day of the month.

Fixed Assets
------------

Fixed assets are stated at cost. Depreciation is computed using a straight line method, ranging between 3 and 10 years.

Concentrated Revenue
--------------------

The Company's income is derived under one contract with a hospital facility and from sales and installation of satellite and broadcast receive systems.

Note 2: EQUIPMENT ON OPERATING LEASE

The equipment was purchased for the sole purpose of fulfilling a contract with a hospital facility located in Hollywood, Florida. The equipment under this operating lease is recorded at cost, net of accumulated depreciation, which is computed based on the equipment's estimated useful life which is five years.

                             UTILICORE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998


NOTE 3: DEPOSITS FOR TELEPHONE AIR TIME

The Company has deposited, with major telephone companies, funds to support the local and long distance network services that the Company will resell to its customers. These deposits act as a guaranty for the payment of these services by the Company, thereby making the major companies not subject to the collectibility of the charges by the Company.

NOTE 3: LONG-TERM DEBT

The Company borrowed $30,000 from an independent third party. The note bears interest at the rate of 18% and is payable in the amount of $761.81 per month. The equipment located at the hospital facility in Hollywood, Florida is collateral for this note and a financing statement under the Uniform Commercial Code has been filed with the appropriate agency.

On January 20, 1998, the Company issued promissory notes in the aggregate amount of $487,500 to shareholders of the Company. These notes bear interest at 8% and are due on January 20, 2000.


The Company also is financing the automobile that purchased over a 48 month period. The rate of interest on this loan was .9% and the total amount of interest over the four year period is $373. The monthly payment is $428.

Annual payments, over the next five years, under the terms of these notes are as follows:


            1998                                         $     3,852
            1999                                              11,305
            2000                                             500,012
            2001                                              10,839
            2002                                                 857

             Total                        526,865
             Less amount due currently      5,475
                                        ---------

             Long-term debt             $ 521,390
                                        =========

                             UTILICORE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

NOTE 4: LEASES

Office and warehouse

The Company leases office space in Sarasota, Florida under a one year lease agreement which runs through May 31, 1998 and which is payable at a monthly rate of $2,068.75 plus tax plus all ad valorem taxes which are due during the lease period.

The Company has entered into a agreement with an employee leasing company, whereby the payroll, payroll taxes and benefits packages are paid directly to the leasing company. This agreement is for a period of one year and the charge is 1.52% of the gross payroll.

The company has entered into two additional leases during the current period; both an office and a warehouse facility. The office lease is a five year lease beginning effectively October 1998 and running until August 31, 2003. The warehouse lease is for a one year period beginning on May 1, 1998.

Minimum annual rentals under these leases, over the next five years and eight months is as follows:

     1998             $    31,810
     1999                 100,260
     2000                 100,840
     2001                 104,870
     2002                 109,065
     2003                  84,230
                      -----------

     Total            $   499,265
                      ===========

Rent expense for the period ended April 30, 1998 was $20,311.

Equipment

The Company entered into an operating lease for certain office computers and equipment. The lease is for a three year period, at $1,895 per month, after which the Company must return the equipment to the lessor.
The Company was required to place a $13,707 security deposit on this equipment.

Minimum annual lease payments under this lease is as follows:

     1998            $   15,160
     1999                22,740
     2000                22,740
     2001                 7,580
                     ----------

     Total           $   68,220
                     ==========

                             UTILICORE CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998


NOTE 5: FIXED ASSETS

The Company's fixed assets are comprised of the following:

          Automobile               $ 22,672
          Furniture and fixtures     33,371
                                   --------

          Total                    $ 56,043
                                   --------

NOTE 6: PRIVATE PLACEMENT

The Company also offered 980,000 shares of its stock to the public in a private placement in order to raise $980,000. As of June 30, 1998 all of the issue was sold out.



        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS.

         Until recently, the Company generated no substantial revenues from operations and, thus, must be considered a development stage company. Since the Company has not generated revenues and has not been in a profitable position, it operates with minimal overhead. As of the date hereof, the Company had 20,000,000 shares of common stock outstanding. The Company's offerings have only raised sufficient capital to finance start-up operations. The Company will require substantial additional capital to continue operations.

         However, during the second quarter of 1998, the Company began the transition from a developmental stage company to an operating entity. Management expects this transition to continue during the third quarter. During the second quarter, the Company signed telephone service contracts to provide access to 45 projects, consisting of 10,066 dwelling units. These contracted projects consist of rental apartment properties, condominiums and one mobile home park located throughout Florida. As a result, recently the Company began to receive revenues on a limited basis. During the sixth month period ending June 30, 1998, revenues amounted to $46,614 while general and administrative expenses amounted to $800,312, yielding a loss from operations of $753,898. Overall the Company had a total loss of $763,691 or $0.04 per share. As the Company was only incorporated on March 6, 1997 and did not commence development of its business plan until February 1998 meaningful comparative information is not available for the year ended December 31, 1997.

         Additionally, during the second quarter, the Company signed a letter of intent with the Telephone Company of Central Florida (TCCF) to provide Long Distance Services to approximately 25,000 of its accounts via the Company's carrier agreement with Sprint. The Company became TCCF's carrier when GE Capital Corp., TCCF's former long distance provider, threatened to terminate service to TCCF's customers. Although TCCF is currently seeking protection under Chapter 11 of the Bankruptcy Code, the Company has submitted a contract to TCCF, which has yet to be signed or approved by the Bankruptcy Court.

         Over the long term, there are a variety of factors which may affect the Company's liquidity, net sales, or revenues including: (1) the speed with which the Company's competitors arrive in the marketplace; (2) the degree of decreased regulation for ILEC's; (3) the outcome of all of the pending legislation; (4) the ability of the current market to remain stable and robust; and (5) continued growth in pent-up demand for new technologies and services.



PART II - OTHER INFORMATION



Item 1.   Legal Proceedings

          NONE

Item 2.   Changes in Securities

          NONE

Item 3.   Defaults Upon Senior Securities

          NONE

Item 4.   Submission of Matters to a Vote of Security Holders

          NONE

Item 5.   Other Information

          NONE

Item 6.   Exhibits and Reports on Form 8-K

          NONE

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant, caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             UTILICORE CORPORATION


Dated:                   By:          /S/
                             ---------------------
                             David Bednarsh, CEO